Form 10-K
MORGAN STANLEY IXIS REAL ESTATE CAPITAL TRUST 2006-2
filed 2007-04-02
CIK 1380001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-130694-14

              Morgan Stanley IXIS Real Estate Capital Trust 2006-2 (Exact name of issuing entity as specified in its Charter)

                      Morgan Stanley ABS Capital I Inc.
           (Exact name of depositor as specified in its Charter)

                        IXIS Real Estate Capital Inc.
             (Exact name of sponsor as specified in its Charter)

                                              REMIC 1          20-8026839
                                              REMIC 2          20-8026889
                                           Lower-Tier REMIC    20-8026931
                                           Upper-Tier REMIC    20-8026968
             New York                      Grantor Trust       20-8027290
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          1585 Broadway
          New York, New York                                    10036
(Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing entity's telephone number, including area code:
                               (212) 761-4000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15.

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     PART II


     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     PART IV

     Item 1112(b)(2) of Regulation AB, Significant Obligor Financial
     Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

     None.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     As a result of a merger, completed on December 4, 2006, between a subsidiary of MSMCI and Saxon Capital, Inc., the Registrant is an affiliate, through common parent ownership, of Saxon Mortgage Services, Inc., one of the servicers and an indirect subsidiary of Saxon Capital,
      Inc.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     See Exhibit 33 and 34.


     Saxon Mortgage Services Inc. found the following instances of non-compliance under Item 1122.

       In regard to Items 1122(d)(4)(i) and 1122(d)(1)(ii), based on a review of a sample of 45 loans, it was determined that 36 lien releases were not sent to consumers or to the recording jurisdiction, as appropriate, within the timeframes requirement by Saxon's guidelines, and in 1 case Saxon's guidelines were determined to be incorrect as to the required means of delivery of the lien releases. The delays in timeliness were caused by the failure of Saxon's vendor's database to upload data regarding payments-in-full provided by Saxon in order to produce lien releases in a timely manner.

       Saxon has taken the following remedial actions to remedy the exceptions and to prevent exceptions going forward: Saxon has verified that all liens that were not timely released have been released. Saxon reviewed and updated its guidelines for lien releases in May 2006 and provided the updated guidelines to its vendor at that time. Saxon's vendor, at Saxon's direction, researched and detected the cause of the upload error and implemented a solution. Saxon contracted with a new vendor for lien releases and has implemented daily monitoring over the vendor's process of producing lien releases, which consists of validating the number of payoffs sent from Saxon to the vendor and the vendor's receipt of the same number of payoffs. Additionally, the vendor reports are available on line to accommodate daily monitoring the number of loans in each state, the age of each item and the state time guideline.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

       (1) Not Applicable.

       (2) Not Applicable.

       (3)

       Exhibits 4 and 10 were filed as part of the Registrant's Current Report on Form 8-K filed on December 14, 2006 and are incorporated by reference:

       Exhibit 4.1 Pooling and Servicing Agreement, dated as of November 1, 2006, by and among the Depositor, as depositor, Saxon Mortgage Services, Inc., as a servicer, Countrywide Home Loans Servicing LP, as a servicer, First NLC Financial Services, LLC, as responsible party, IXIS Real Estate Capital Inc., as a sponsor and Deutsche Bank National Trust Company, as trustee.

       Exhibit 10.1 The Representations and Warranties Agreement, dated as of November 28, 2006, between the Depositor and MSMC (included as Exhibit O to Exhibit 4.1).

       Exhibit 10.2 The Second Amended and Restated Mortgage Loan
       Purchase and Warranties Agreement, dated as of March 1, 2006, between First NLC and MSMC (included as Exhibit P to Exhibit 4.1).

       Exhibit 10.3 The Fourth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of July 1, 2006, between Wilmington and MSMC (included as Exhibit Q to Exhibit 4.1).

       Exhibit 10.4 The Assignment and Recognition Agreement, dated as of November 28, 2006, among MSMC, the Depositor and Wilmington (included as Exhibit Q to Exhibit 4.1).

       Exhibit 10.5 The Fourth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of August 1, 2005, with respect to Accredited Mortgage Loans purchased by MSMC prior to December 1, 2005 (as set forth on the Mortgage Loan Schedule), the Fifth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of December 1, 2005, with respect to Accredited Mortgage Loans purchased by MSMC prior to February 1, 2006 (as set forth on the Mortgage Loan Schedule), the Sixth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of February 1, 2006, with respect to Accredited Mortgage Loans purchased by MSMC prior to March 1, 2006 (as set forth on the Mortgage Loan Schedule), the Seventh Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of March 1, 2006, with respect to Accredited Mortgage Loans purchased by MSMC prior to August 1, 2006 (as set forth on the Mortgage Loan Schedule), and the Eighth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of August 1, 2006, with respect to Accredited Mortgage Loans purchased by MSMC on or after August 1, 2006 (as set forth on the Mortgage Loan Schedule), in each case between Accredited and MSMC
      (included as Exhibit R to Exhibit 4.1).

       Exhibit 10.6 The Assignment and Recognition Agreement, dated as of November 28, 2006, among MSMC, the Depositor and Accredited (included as Exhibit R to Exhibit 4.1).

       Exhibit 10.7 The Third Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of August 1, 2006, by and between Accredited and IXIS (included as Exhibit S to Exhibit 4.1).

       Exhibit 10.8 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and Accredited
      (included as Exhibit S to Exhibit 4.1).

       Exhibit 10.9 The Mortgage Loan Purchase and Warranties Agreement, dated as of December 1, 2005, between Encore and IXIS, as amended by Amendment No. 1, dated as of February 1, 2006 and Amendment No.
       2, dated as of June 1, 2006 (included as part of Exhibit T to Exhibit
       4.1).

       Exhibit 10.10 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and Encore (included as part of Exhibit T to Exhibit 4.1).

       Exhibit 10.11The Mortgage Loan Purchase and Warranties Agreement, dated as of January 1, 2006, between First Bank and IXIS, as amended by Amendment No. 1, dated as of May 1, 2006 (included as part of Exhibit U to Exhibit 4.1).

       Exhibit 10.12 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and First Bank (included as part of Exhibit U to Exhibit 4.1).

       Exhibit 10.13 The Second Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of July 1, 2006, between First Horizon and IXIS (included as part of Exhibit V to Exhibit 4.1).

       Exhibit 10.14 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and First Horizon (included as part of Exhibit V to Exhibit 4.1).

       Exhibit 10.15 The Third Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of May 1, 2006, by and between First NLC and IXIS (included as part of Exhibit W to Exhibit 4.1).

       Exhibit 10.16 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and First NLC (included as part of Exhibit W to Exhibit 4.1).

       Exhibit 10.17 The Second Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of February 1, 2006, as amended by Amendment No. 1, dated as of May 1, 2006, each between FlexPoint and IXIS (included as part of Exhibit X to Exhibit 4.1).

       Exhibit 10.18 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and FlexPoint (included as part of Exhibit X to Exhibit 4.1).

       Exhibit 10.19 The Mortgage Loan Purchase and Warranties Agreement, dated as of May 1, 2006, between Funding America and IXIS (included as part of Exhibit Y to Exhibit 4.1).

       Exhibit 10.20 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and Funding America (included as part of Exhibit Y to Exhibit 4.1).

       Exhibit 10.21 The Second Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of December 1, 2005, as amended by Amendment No. 1, dated as of January 30, 2006, each between Lenders Direct and IXIS (included as part of Exhibit Z to
       Exhibit 4.1).

       Exhibit 10.22 The Assignment and Recognition Agreement, dated as of November 28, 2006 among IXIS, the Depositor and Lenders Direct
      (included as part of Exhibit Z to Exhibit 4.1).

       Exhibit 10.23 The Second Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of April 27, 2006, between Lime and IXIS (included as part of Exhibit AA to Exhibit 4.1).

       Exhibit 10.24 The Assignment and Recognition Agreement, dated as of November 28,2006, among IXIS, the Depositor and Lime (included as part of Exhibit AA to Exhibit 4.1).

       Exhibit 10.25 The Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of June 1, 2006, between Mandalay and IXIS (included as part of Exhibit BB to Exhibit 4.1).

       Exhibit 10.26 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and Mandalay
      (included as part of Exhibit BB to Exhibit 4.1).

       Exhibit 10.27 The Second Amended and Restated Mortgage Loan
       Purchase and Warranties Agreement, dated as of February 1, 2006, between Master Financial and IXIS, as amended by Amendment No. 1, dated as of May 1, 2006 (included as part of Exhibit CC to Exhibit 4.1).

       Exhibit 10.28 The Assignment and Recognition Agreement, dated as of the November 28, 2006, among IXIS, the Depositor and Master Financial (included as part of Exhibit CC to Exhibit 4.1).

       Exhibit 10.29 The Mortgage Loan Purchase and Warranties Agreement, dated as of August 1, 2006, between Maxim and IXIS (included as part of Exhibit DD to Exhibit 4.1).

       Exhibit 10.30 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and Maxim (included as part of Exhibit DD to Exhibit 4.1).

       Exhibit 10.31 The Third Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of April 1, 2006, between NC Capital and IXIS (included as part of Exhibit EE to Exhibit 4.1).

       Exhibit 10.32 The Assignment and Recognition Agreement, dated as of the November 28, 2006, among IXIS, the Depositor and NC Capital
      (included as part of Exhibit EE to Exhibit 4.1).

       Exhibit 10.33 The Mortgage Loan Purchase and Warranties Agreement, dated as of May 1, 2006, between Quick Loan and IXIS (included as part of Exhibit FF to Exhibit 4.1).

       Exhibit 10.34 The Assignment and Recognition Agreement, dated as of the November, 28, 2006, among IXIS, the Depositor and Quick Loan (included as part of Exhibit FF to Exhibit 4.1).

       Exhibit 10.35 The Third Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of August 1, 2006, between Rose and IXIS (included as part of Exhibit GG to Exhibit 4.1).

       Exhibit 10.36 The Assignment and Recognition Agreement, dated as of the November 28, 2006, among IXIS, the Depositor and Rose (included as part of Exhibit GG to Exhibit 4.1).

       Exhibit 10.37 The Unaffiliated Seller's Agreement, dated as of November 28, 2006, between IXIS and the Depositor (included as Exhibit HH to Exhibit 4.1).

       Exhibit 10.38 The Amendment Regulation AB, dated as of January 26, 2006, by and among Countrywide Servicing, Countrywide Home Loans, Inc. and MSMC (included as Exhibit II to Exhibit 4.1).

       Exhibit 10.39 The Interest Rate Swap agreement, dated as of November 28, 2006, between the Swap Provider and the Trustee (included as Exhibit OO to Exhibit 4.1).

       Exhibit 10.40 The Interest Rate Cap agreement relating to the
       Offered Certificates, dated as of November 28, 2006, between the Cap Provider and the Trustee (included as Exhibit PP to Exhibit 4.1).

       Exhibit 31 Section 302 Certification.

       Exhibit 33.1 Countrywide Home Loans Servicing LP's Annual Report on Assessment of Compliance for Year End December 31, 2006.

       Exhibit 33.2 Saxon Mortgage Services, Inc's Annual Report on Assessment of Compliance for Year End December 31, 2006.

       Exhibit 33.3 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

       Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Countrywide Home Loans Servicing LP's Report (Exhibit 33.1) for Year End December 31, 2006.

       Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Saxon Mortgage Services, Inc's Report (Exhibit 33.2) for Year End December 31, 2006.

       Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.3) for Year End December 31, 2006.

       Exhibit 35.1 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2006.

       Exhibit 35.2 Saxon Mortgage Services, Inc's Annual Statement of Compliance for Year End December 31, 2006.



     (b) See (a) above.

     (c) Not Applicable.






                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             By: Morgan Stanley ABS Capital I Inc.,
                                 as Depositor

                                      By:  /s/ Valerie Kay
                                           Valerie Kay
                                           Vice President


     Date: March 30, 2007









     EXHIBIT INDEX

     Exhibit Document


       Exhibits 4 and 10 were filed as part of the Registrant's Current Report on Form 8-K filed on December 14, 2006 and are incorporated by reference:

      4.1 Pooling and Servicing Agreement, dated as of November 1, 2006, by and among the Depositor, as depositor, Saxon Mortgage Services, Inc., as a servicer, Countrywide Home Loans Servicing LP, as a servicer, First NLC Financial Services, LLC, as responsible party, IXIS Real Estate Capital Inc., as a sponsor and Deutsche Bank National Trust Company, as trustee.

     10.1 The Representations and Warranties Agreement, dated as of November 28, 2006, between the Depositor and MSMC (included as Exhibit O to Exhibit 4.1).

     10.2 The Second Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of March 1, 2006, between First NLC and MSMC (included as Exhibit P to Exhibit 4.1).

     10.3 The Fourth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of July 1, 2006, between Wilmington and MSMC (included as Exhibit Q to Exhibit 4.1).

     10.4 The Assignment and Recognition Agreement, dated as of November 28, 2006, among MSMC, the Depositor and Wilmington (included as Exhibit Q to Exhibit 4.1).

     10.5 The Fourth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of August 1, 2005, with respect to Accredited Mortgage Loans purchased by MSMC prior to December 1, 2005 (as set forth on the Mortgage Loan Schedule), the Fifth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of December 1, 2005, with respect to Accredited Mortgage Loans purchased by MSMC prior to February
           1, 2006 (as set forth on the Mortgage Loan Schedule), the Sixth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of February 1, 2006, with respect to Accredited Mortgage Loans purchased by MSMC prior to March
           1, 2006 (as set forth on the Mortgage Loan Schedule), the Seventh Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of March 1, 2006, with respect to Accredited Mortgage Loans purchased by MSMC prior to August 1, 2006 (as set forth on the Mortgage Loan Schedule), and the Eighth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of August 1, 2006, with respect to Accredited Mortgage Loans purchased by MSMC on or after August 1, 2006 (as set forth on the Mortgage Loan Schedule), in each case between Accredited and MSMC (included as Exhibit
           R to Exhibit 4.1).


     10.6 The Assignment and Recognition Agreement, dated as of November 28, 2006, among MSMC, the Depositor and Accredited (included as Exhibit R to Exhibit 4.1).

     10.7 The Third Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of August 1, 2006, by and between Accredited and IXIS (included as Exhibit S to Exhibit 4.1).

     10.8 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and Accredited (included as Exhibit S to Exhibit 4.1).

     10.9 The Mortgage Loan Purchase and Warranties Agreement, dated as of December 1, 2005, between Encore and IXIS, as amended by Amendment No. 1, dated as of February 1, 2006 and Amendment No. 2, dated as of June 1, 2006 (included as part of Exhibit T to Exhibit 4.1).

    10.10 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and Encore (included as part of Exhibit T to Exhibit 4.1).

    10.11 The Mortgage Loan Purchase and Warranties Agreement, dated as of January 1, 2006, between First Bank and IXIS, as amended by Amendment No. 1, dated as of May 1, 2006 (included as part of Exhibit U to Exhibit 4.1).

    10.12 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and First Bank (included as part of Exhibit U to Exhibit 4.1).

    10.13 The Second Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of July 1, 2006, between First Horizon and IXIS (included as part of Exhibit V to Exhibit 4.1).

    10.14  The Assignment and Recognition Agreement, dated as of November
           28, 2006, among IXIS, the Depositor and First Horizon (included as part of Exhibit V to Exhibit 4.1).

    10.15 The Third Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of May 1, 2006, by and between First NLC and IXIS (included as part of Exhibit W to Exhibit 4.1).

    10.16 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and First NLC (included as part of Exhibit W to Exhibit 4.1).

    10.17 The Second Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of February 1, 2006, as amended by Amendment No. 1, dated as of May 1, 2006, each between FlexPoint and IXIS (included as part of Exhibit X to Exhibit 4.1).

    10.18  The Assignment and Recognition Agreement, dated as of November
           28, 2006, among IXIS, the Depositor and FlexPoint (included as part of Exhibit X to Exhibit 4.1).

    10.19 The Mortgage Loan Purchase and Warranties Agreement, dated as of May 1, 2006, between Funding America and IXIS (included as part of Exhibit Y to Exhibit 4.1).

    10.20 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and Funding America (included as part of Exhibit Y to Exhibit 4.1).

    10.21 The Second Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of December 1, 2005, as amended by Amendment No. 1, dated as of January 30, 2006, each between Lenders Direct and IXIS (included as part of Exhibit Z to
           Exhibit 4.1).

    10.22 The Assignment and Recognition Agreement, dated as of November 28, 2006 among IXIS, the Depositor and Lenders Direct (included as part of Exhibit Z to Exhibit 4.1).

    10.23 The Second Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of April 27, 2006, between Lime and IXIS (included as part of Exhibit AA to Exhibit 4.1).

    10.24 The Assignment and Recognition Agreement, dated as of November 28,2006, among IXIS, the Depositor and Lime (included as part of Exhibit AA to Exhibit 4.1).

    10.25 The Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of June 1, 2006, between Mandalay and IXIS (included as part of Exhibit BB to Exhibit 4.1).

    10.26 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and Mandalay (included as part of Exhibit BB to Exhibit 4.1).

    10.27 The Second Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of February 1, 2006, between
           Master Financial and IXIS, as amended by Amendment No. 1, dated as of May 1, 2006 (included as part of Exhibit CC to Exhibit 4.1).

    10.28 The Assignment and Recognition Agreement, dated as of the November 28, 2006, among IXIS, the Depositor and Master Financial (included as part of Exhibit CC to Exhibit 4.1).

    10.29 The Mortgage Loan Purchase and Warranties Agreement, dated as of August 1, 2006, between Maxim and IXIS (included as part of Exhibit DD to Exhibit 4.1).

    10.30 The Assignment and Recognition Agreement, dated as of November 28, 2006, among IXIS, the Depositor and Maxim (included as part of Exhibit DD to Exhibit 4.1).

    10.31 The Third Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of April 1, 2006, between NC Capital and IXIS (included as part of Exhibit EE to Exhibit 4.1).

    10.32 The Assignment and Recognition Agreement, dated as of the November 28, 2006, among IXIS, the Depositor and NC Capital
          (included as part of Exhibit EE to Exhibit 4.1).

    10.33 The Mortgage Loan Purchase and Warranties Agreement, dated as of May 1, 2006, between Quick Loan and IXIS (included as part of Exhibit FF to Exhibit 4.1).

    10.34 The Assignment and Recognition Agreement, dated as of the November, 28, 2006, among IXIS, the Depositor and Quick Loan (included as part of Exhibit FF to Exhibit 4.1).

    10.35 The Third Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of August 1, 2006, between
           Rose and IXIS (included as part of Exhibit GG to Exhibit 4.1).

    10.36 The Assignment and Recognition Agreement, dated as of the November 28, 2006, among IXIS, the Depositor and Rose
          (included as part of Exhibit GG to Exhibit 4.1).

    10.37  The Unaffiliated Sellers Agreement, dated as of November
           28, 2006, between IXIS and the Depositor (included as Exhibit HH to Exhibit 4.1).

    10.38 The Amendment Regulation AB, dated as of January 26, 2006, by and among Countrywide Servicing, Countrywide Home Loans, Inc. and MSMC (included as Exhibit II to Exhibit 4.1).

    10.39 The Interest Rate Swap agreement, dated as of November 28, 2006, between the Swap Provider and the Trustee (included as Exhibit OO to Exhibit 4.1).

    10.40 The Interest Rate Cap agreement relating to the Offered Certificates, dated as of November 28, 2006, between the Cap Provider and the Trustee (included as Exhibit PP to Exhibit 4.1).

      31  Section 302 Certification.

     33.1 Countrywide Home Loans Servicing LP's Annual Report on Assessment of Compliance for Year End December 31, 2006.

     33.2 Saxon Mortgage Services, Inc's Annual Report on Assessment of Compliance for Year End December 31, 2006.

     33.3 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

     34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Countrywide Home Loans Servicing LP's Report
          (Exhibit 33.1) for Year End December 31, 2006.

     34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Saxon Mortgage Services, Inc's Report (Exhibit 33.2) for Year End December 31, 2006.

     34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.3) for Year End December 31, 2006.

     35.1 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2006.

     35.2 Saxon Mortgage Services, Inc's Annual Statement of Compliance for Year End December 31, 2006.